Form 10-K/A
period 2003-05-01
STRUCTURED ASSET SEC CORP MORT PASS THR CERT SER 2002-24
filed 2003-05-20
CIK 1208417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

This Amendment No. 1 on Form 10-K/A amends the Form 10-K to include Exhibit 99.1c which provides the annual independents accountant's servicing report from First Nationwide Mortgage Corporation, as Servicer, Exhibit 99.2c which provides the report of management from First Nationwide Mortgage Corporation, as Servicer, Exhibit 99.1d which provides the annual independents accountant's servicing report from GMAC Mortgage Corporation, as Servicer, Exhibit 99.2d which provides the report of management from GMAC Mortgage Corporation, as Servicer, Exhibit 99.1f which provides the annual independents accountant's servicing report from Suntrust Mortgage, Inc., as Servicer, Exhibit 99.2f which provides the report of management from Suntrust Mortgage, Inc., as Servicer, Exhibit 99.1g which provides the annual independents accountant's servicing report from Bank One, National Association, as Servicer and Exhibit 99.2g which provides the report of management from Bank One, National Association, as Servicer.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2002.

    Aurora Loan Services Inc., as servicer <F2>
    Bank of America, N.A., as servicer; <F2>
    First Nationwide Mortgage Corporation, as servicer; <F1>
    GMAC Mortgage Corporation, as servicer; <F1>
    National City Mortgage Co., as servicer; <F2>
    Suntrust Mortgage, Inc., as servicer; <F1>
    Bank One, National Association, as servicer <F1>

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

    Aurora Loan Services Inc., as servicer <F2>
    Bank of America, N.A., as servicer; <F2>
    First Nationwide Mortgage Corporation, as servicer; <F1>
    GMAC Mortgage Corporation, as servicer; <F1>
    National City Mortgage Co., as servicer; <F2>
    Suntrust Mortgage, Inc., as servicer; <F1>
    Bank One, National Association, as <F1>

(99.3) Annual Statement of Compliance for the year ended December 31, 2002.

    Aurora Loan Services Inc., as Master Servicer <F2>

(99.4) Aggregate Statement of Principal and Interest Distributions to

Certificateholders as of December 31, 2002. <F2>

(B) Reports on Form 8-K were filed during the last quarter of 2002 in order to provide statements for the monthly distribution to investors December 26, 2002.

<F1> Filed herewith.

<F2> Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Loan Services Inc., as Master Servicer for Structured Asset Securities Corporation

Mortgage Pass-Through Certificates, Series 2002-24

By: /s/ E. Todd Whittemore

----------------------------------

E. Todd Whittemore

Executive Vice President

Aurora Loan Services

Date: 5/15/03

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: LaSalle Bank National Association, as Trustee; Bank of America, N.A., as servicer; First Nationwide Mortgage Corporation, as servicer; GMAC Mortgage Corporation, as servicer; National City Mortgage Co., as servicer; Suntrust Mortgage, Inc., as servicer; and Bank One, National Association, as servicer.

Date: 5/15/03

By: /s/ E. Todd Whittemore

----------------------------------

E. Todd Whittemore

Executive Vice President

Aurora Loan Services